Form 10-Q
period 2011-09-30
Physicians Healthcare Management Group, Inc
filed 2011-11-28
CIK 1528006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐ TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

COMMISSION FILE NUMBER: 000-54481

PHYSICIANS HEALTHCARE MANAGEMENT GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	42-1639683
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

700 South Royal Poinciana Boulevard -- Suite 506
Miami, Florida 33166
(Address of principal executive offices)

(305) 779-1760
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒   Yes    ☐    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐          Accelerated filer                     ☐
Non-accelerated filer     ☐          Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes    ☐ No

The number of outstanding shares of the registrant's common stock, par value $.001, was 155,925,507 as of November 14, 2011.

TABLE OF CONTENTS

		Page

PART 1 FINANCIAL INFORMATION:

ITEM 1	FINANCIAL STATEMENTS:	F-1

	Physicians Healthcare Management Group, Inc. Financial Statements for the Nine Months Ended September 30, 2011 and 2010, and for the Period from February 14, 2005 (Inception) to September 30, 2011.	F-1

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	5

ITEM 4.	CONTROLS AND PROCEDURES	5

PART II OTHER INFORMATION:

ITEM 1	LEGAL PROCEEDINGS	6

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	6

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	6

ITEM 4	REMOVED AND RESERVED	6

ITEM 5	OTHER INFORMATION	6

ITEM 6	EXHIBITS	6

	Signatures	7

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Physicians Healthcare Management Group, Inc.
(a development stage company)

Physicians Healthcare Management Group, Inc.
(a development stage company)
Balance Sheets

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash	$54	$21,997
Note Receivable - Phyhealth Corpation (net of $50,000 loss recognized on investment in Phyhealth Corporation)	-	-
Total current assets	54	21,997

Total assets	$54	$21,997

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$2,418	$8,914
Due to related parties	175	21,997
Total current liabilities	2,593	30,911

Contingency (Note 4)

TEMPORARY EQUITY
Series B convertible preferred stock, $0.001 par value, 38,000,000
shares authorized, 31,116,176 issued and outstanding	7,467,883	7,467,883

STOCKHOLDERS' DEFICIT
Series A convertible preferred stock, $0.001 par value,
162,000,000 shares authorized, issued and outstanding	162,000	162,000
Common stock, $0.001 par value, 425,000,000 authorized,
156,073,725 issued and 155,925,507 outstanding.	156,074	156,074
Additional paid-in capital	(2,020,878)	(2,020,878)
Less: treasury stock, at cost (148,218 common shares)	(991)	(991)
Deficit accumulated during the development stage	(5,766,627)	(5,773,002)
Total stockholders' deficit	(7,470,422)	(7,476,797)
Total liabilities and deficit	$54	$21,997

The accompanying notes are an integral part of these financial statements.

Physicians Healthcare Management Group, Inc.
(a development stage company)
Statements of Operations and Comprehensive Income (Loss) - Unaudited

	Three months ended September 30,		Nine months ended September 30,		February 14, 2005 (Inception) to September 30,
	2011	2010	2011	2010	2011
Operating expenses:
Officer compensation	-	$59,506	-	$169,916	$1,101,984
Consulting and professional fees	2,418	115,195	2,418	270,745	1,502,375
Operating expenses	-	-	-	-	139,270
Bad debt expense	-	100,829	-	212,262	320,843
General and administration expense	59	18,379	312	66,826	491,083
Total operating expense	2,477	293,909	2,730	719,749	3,555,555
Income (loss) from operations	(2,477)	(293,909)	(2,730)	(719,749)	(3,555,555)

Other income (expense):
Equity method loss in joint venture	-	-	-	-	(50,250)
Realized gain on sale of equity securities	-	71,796	-	71,796	159,225
Impairment loss on investment	-	-	-	-	(320,111)
Interest expense	-	-	-	-	(1,765,669)
Interest income	-	(197)	-	7,101	109,632
Loan extension fees	-	-	-	45,000	171,000
Other income		-	9,105	-	13,488
Total other income (expense)	-	71,599	9,105	123,897	(1,682,685)
Net income (loss)	(2,477)	(222,310)	6,375	(595,852)	(5,238,240)
Add: net loss attributable to noncontrolling interest	-	8,884	-	19,836	29,873
Net income (loss) attributable to Physicians Healthcare Management Group, Inc.	$(2,477)	$(213,426)	$6,375	$(576,016)	$(5,208,367)
Net income (loss) per share - basic and diluted	$(0.00)	$(0.00)	$0.00	$(0.00)	$(0.03)
Weighted average shares outstanding - basic and diluted	155,925,507	155,925,507	155,925,507	155,925,507	161,231,258

Net income (loss)	$(2,477)	$(222,310)	$6,375	$(595,852)	$(5,238,240)
Unrealized investment holding gain	-	219,370	-	140,132	362,091
Less: reclassification adjustment for realized gains included in net loss	-	(71,796)	-	(71,796)	(159,225)
Net unrealized holding gain	-	147,574	-	68,336	202,866
Transfer of cumulative unrealized holding gain on spin-off	-	-	-	-	(202,866)
Comprehensive income (loss)	(2,477)	(74,736)	6,375	(527,516)	(5,238,240)
Net loss attributable to noncontrolling interest	-	8,884	-	19,836	29,873
Comprehensive income (loss) attributable to Physicians Healthcare Management Group, Inc.	$(2,477)	$(65,852)	$6,375	$(507,680)	$(5,208,367)

The accompanying notes are an integral part of these financial statements.

Physicians Healthcare Management Group, Inc.
(a development stage company)
Statements of Cash Flows - Unaudited

	Nine months ended September 30,		February 14, 2005 (inception) to September 30,
	2011	2010	2011
Cash from operating activities:
Net income (loss) attributable to Physicians Healthcare Management Group, Inc.	$6,375	$(576,016)	$(5,208,367)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net loss attributable to noncontrolling interests	-	(19,836)	(29,873)
Equity method loss in joint venture	-	-	50,250
Gain on sale of equity securities	-	(71,796)	(159,225)
Gain on Underwriters stock previously held	-	-	(250)
Impairment loss on investment	-	-	320,111
Amortization of note receivable discount	-	-	(71,111)
Loan extension fee received in securities	-	(45,000)	(171,000)
Gain on return of application fee	-	-	(25,000)
Expenses paid by related party	-	-	26,888
Adjustment to stock purchase agreement	-	-	100
Interest expense paid in stock	-	-	1,765,671
Bad debt expense	-	212,262	320,843
Issuance of stock to founders and for services	-	-	251,572
Issuance of options for services	-	-	102,000
Depreciation and amortization	-	5,149	25,123
Changes in operating assets and liabilities:	-
Other current assets	-	500	(16,587)
Other assets	-	-	(2,533)
Surplus note interest receivable	-	-	(2,620)
Accounts payable	(6,496)	26,878	24,847
Accrued payroll liabilities	-	5,860	39,596
Due from related party	(21,822)	(212,262)	(575,764)
Net cash used in operating activities	(21,943)	(674,261)	(3,335,329)

Cash flows from investing activities:
Investment in joint venture	-	-	(250)
Cash paid in spin-off of operations	-	-	(118,127)
Purchase of certificate of deposit	-	(7,298)	(1,007,298)
Proceeds from maturity of certificates of deposit	-	507,298	1,007,298
Reimbursement of escrow funds and fees for HMO	-	-	25,000
Purchase of convertible note receivable	-	-	(568,889)
Purchase of marketable securities	-	-	(105,000)
Proceeds from sale of marketable securities	-	177,952	363,841
Purchase of non-marketable securities	-	-	(321,111)
Purchase of surplus note, loan and accrued interest	-	-	(589,788)
Deposit into escrow for Purchase of investment	-	-	(500,000)
Purchase of Underwriters' stock, net of cash received	-	-	8,831
Purchase of furniture, equipment and website	-	(2,676)	(39,599)
Net cash provided by (used in) investing activities	-	675,276	(1,845,092)

Cash flows from financing activities:
Proceeds from capital contributions	-	-	512,319
Purchase of treasury stock	-	-	(991)
Proceeds from note payable	-	-	71,035
Proceeds from sale of series B preferred shares	-	-	100,000
Payment of note payable	-	-	(100,000)
Proceeds from issuance of note payable	-	-	4,598,112
Net cash provided by financing activities	-	-	5,180,475
Net increase (decrease) in cash	(21,943)	1,015	54
Cash, beginning of period	21,997	122,966	-
Cash, end of period	$54	$123,981	$54

Supplemental disclosures of cash flow information:
Cash paid for interest paid	$-	$-	$-
Cash paid for income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Physicians Healthcare Management Group, Inc.
(a development stage company)
Notes to Financial Statements - Unaudited
For the nine months ended September 30, 2011 and 2010 and
For the period from February 14, 2005 (Inception) to September 30, 2011

1.  ORGANIZATION, NATURE OF BUSINESS, BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation– The accompanying unaudited  financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.  For further information, refer to the audited financial statements and footnotes of the company for the years ending December 31, 2010 and 2009.

Organization - Physicians Healthcare Management Group, Inc., a Nevada corporation (the Company, PHYH or Parent) was formed on February 14, 2005 and has been in the development stage and its efforts through November 9, 2010 have been principally devoted to organizational activities, raising capital, evaluating operational opportunities and fulfilling regulatory requirements.  On November 10, 2010 the Company spun off all operations and the majority of its assets and liabilities to a previously dormant subsidiary, Phyhealth Corporation, as more fully described below in Note 3.  The Company has not realized any revenues from its planned operations during the life of the Company.

Prior to the Spin-off, the Company owned and included the following subsidiaries in its consolidated financial statements:

•	Physicians Healthcare Management Group, Inc., (“Phyhealth Old” or “Subsidiary”), an Illinois corporation.
•	Florida Physicians, LLC (“Florida Physicians” or “LLC”) created on November 29, 2007.
•	Phyhealth Plan Corporation (“Plancorp” or “HMO”) created on September 4, 2007 in the state of Florida.
•	Phyhealth Corporation, created on January 18, 2008 in the state of Delaware.
•
Phyhealth Underwriters, Inc. (Underwriters) which was 92.5% owned by the Company and 7.5% owned by a joint venture partner, Atlas Insurance Management (Atlas).  It was created to act as the legally required Attorney-in-fact for risk retention groups.

•	Phyhealth Sleep Care Corporation was created on September 29, 2010 in the state of Delaware in order to own and operate diagnostic and therapeutic sleep care facilities.

Prior to November 10, 2010 these companies were consolidated in the Company’s financial statements but are no longer consolidated in the attached financial statements.

Physicians Healthcare Management Group, Inc.
(a development stage company)
Notes to Financial Statements - Unaudited
For the nine months ended September 30, 2011 and 2010 and
For the period from February 14, 2005 (Inception) to September 30, 2011

Nature of Discontinued Business and Current Operations – Prior to the Spin-off, the Company was developing its two products, community health plans and medical malpractice liability insurance programs.  Subsequent to the spin-off, the company has no operations of any kind.

Net Income (Loss) Per Share - Basic income (loss) per common share is based on the weighted-average number of all common shares outstanding. The computation of diluted loss per share does not assume the conversion, exercise or contingent issuance of securities because that would have an anti-dilutive effect on loss per share.  The computation of diluted income per share does assume conversion, exercise of all contingent issuances.

As of September 30, 2011 there were 162,000,000 series A preferred shares convertible into 162,000,000 common shares, and 31,116,176 series B preferred shares convertible in to 1,244,647,040 common shares which may dilute future earnings per share.

Going Concern - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has a net income of $6,375 and net cash used in operations of $21,943 for the nine months ended September 30, 2011 and a negative working capital, stockholders’ deficit and a deficit accumulated during the development stage of $2,539, $7,470,422, and $5,766,627, respectively, at September 30, 2011.  While the company has net income it has no business activity or source of funding to meet new obligations if incurred.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

Management plans to sell the Company once it becomes a fully reporting shell through a Form 10 filing with the Securities and Exchange Commission.

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this Update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.    This disclosure is effective for the Company’s financial statements ending December 31, 2011.  Management doesn’t believe that this ASU will have a material impact on its financial statements.

Physicians Healthcare Management Group, Inc.
(a development stage company)
Notes to Financial Statements - Unaudited
For the nine months ended September 30, 2011 and 2010 and
For the period from February 14, 2005 (Inception) to September 30, 2011

2. NOTE RECEIVABLE – PHYHEALTH CORPORATION

According to the spin-off agreement, Phyhealth Corporation was to provide the Company with $50,000 in cash from the investments transferred during the Spin-off.  However, as of September 30, 2011 the cash account of the Company was being used to support the ongoing operating activities of Phyhealth Corporation.  Consequently, Phyhealth Corporation issued a promissory note for $50,000 payable to the Company.

However, because the Company owns 35% of Phyhealth Corporations’ outstanding voting shares of common and series A preferred stock, the Company is deemed to have significant influence, but not control, over Phyhealth Corporation.  Therefore, the Company accounts for its ownership interest in Phyhealth Corporation under the equity method of accounting.  Under the equity method the Company must recognize its share of Phyhealth Corporation’s net losses up to the Company’s investment in and receivables from Phyhealth Corporation.  The Company’s share of the loss recognition reduced the amount of the note receivable to $0 as of December 31, 2010 and September 30, 2011.

3.  SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company’s supplemental non-cash investing and financing activities are summarized as follows (see statements of cash flows):

	For the nine months ended September 30,		February 14, 2005 (inception) to September 30,
	2011	2010	2011
Repurchase company stock with note	$-	$-	$1,031,177
Payment of debt with issuance of series B preferred stock	$-	$-	$7,367,883
Discount on note payable	$-	$-	$50,959
Settlement of escrow to acquire investment	$-	$-	$500,000
Unrealized gain on investments	$-	$140,132	$202,866
Note receivable issued by related party for account receivable	$-	$-	$50,000

Acquisition of Underwriters:
Underwriter liabilities assumed	$-	$-	$495,863
Gain on Underwriters' stock previously held	-	-	250
Noncontrolling interest	-	-	38
Goodwill recognized	-	-	(487,320)
Purchase of Underwriters' stock, net of cash received	$-	$-	$8,831

Spin-off of assets and liabilities to Phyhealth Corporation:
Convertible note receivable, net of current portion	$-	$-	$600,000
Marketable equity security	-	-	697,750
Non-marketable equity securities	-	-	77,500
Prepaid expenses	-	-	16,587
Due from related party	-	-	3,224
Website	-	-	3,431
Furniture & software	-	-	11,045
Surplus note receivable and interest receivable	-	-	362,251
Other assets	-	-	2,533
Goodwill - Underwriters	-	-	487,320
Accounts payable & accrued liabilities	-	-	(22,430)
Due to related party	-	-	(23,833)
Accrued payroll liabilties	-	-	(39,596)
Additional paid-in capital	-	-	(2,120,878)
Accumulated other comprehensive income- unrealized gain on investment	-	-	(202,866)
Non-controlling interest in Underwriters	-	-	29,835
Cash paid in Spin-off of operations	$-	$-	$(118,127)

Physicians Healthcare Management Group, Inc.
(a development stage company)
Notes to Financial Statements - Unaudited
For the nine months ended September 30, 2011 and 2010 and
For the period from February 14, 2005 (Inception) to September 30, 2011

4.  CONTINGENCIES - LITIGATION

One of the Company’s investors has initiated litigation claiming that the August 2008 conversion of their convertible debentures into Series B Preferred shares should be voided since they believe their Investment Advisor also represented the Company at that time.  The investment advisor and the Company deny that there was any conflict of interest or wrong doing in this conversion.

If the conversion is declared to be void, the investor seeks judgment on the convertible debenture, in an amount of approximately $250,000.  The management team believes this case is without merit and has asked legal counsel to vigorously contest this matter.  Legal counsel has filed for a summary judgment to dismiss this case.  No judgment has been made on this matter.  The Company’s management believes it has appropriate defenses to this claim and does not believe that the outcome of this litigation will have a material impact to the Company’s financial statements.  No liability has been recorded in the Company’s financial records regarding this litigation.

5.  EQUITY – STOCK OPTIONS

On June 17, 2011, all stock options issued to the management team were cancelled by each member of the management team.  There are no stock options outstanding as of June 17, 2011.

ITEM  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements.

The purpose of this discussion is to provide an understanding of the financial results and condition of Physicians Healthcare Management Group, Inc. (Company) and to also describe the plans for future growth and expansion.

Forward-Looking Statements

This Management’s Discussion and Analysis and other parts of this report contain forward-looking statements that involve risks and uncertainties, as well as current expectations and assumptions. From time to time, the Company may publish forward-looking statements, including those that are contained in this report, relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to, its ability to maintain sufficient working capital, adverse changes in the economy, the ability to attract and maintain key personnel, its ability to identify or complete an acceptable merger or acquisition, and future results related to acquisition, merger or investment activities. The Company’s actual results could differ materially from those anticipated in these forward-looking statements, including those set forth elsewhere in this report. The Company assumes no obligation to update any such forward-looking statements.

Overview:

After the spin-off of operations to Phyhealth on November 10, 2010, Physicians Healthcare is no longer an operating company. With minimal assets and minimal activity, it constitutes a “shell” company as defined in SEC rule 144. With that understanding, the following is the management discussion and analysis of PHYH:

Results of Operations:

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010:

Because PHYH has been a shell since the November 10, 2010 spin-off, it has not incurred the normal operating expenses experienced in the previous year.  There was $9,105 of other income mainly as a result of the reversal of audit fees that were initially expensed by PHYH but ultimately paid by Phyhealth, as they related to the Phyhealth registration statement.  The expenses reflected in the nine month period ended September 30, 2010 represent expenses of the development of operations that were transferred in the spin-off.

Inflation and seasonality:

PHYH does not believe that inflation or seasonality will significantly affect its results of operation.

Critical Accounting Policies and Estimates:

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and form the basis for the following discussion and analysis on critical accounting policies and estimates. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates and those differences could have a material effect on our financial position and results of operations. Management has discussed the development, selection and disclosure of these estimates with the Board of Directors. A summary of our significant accounting policies is provided in Note 2 of the Notes to Financial Statements in Item 13 of this Form 10 Registration Statement. We believe the critical accounting policies and estimates described below reflect our more significant estimates and assumptions used in the preparation of our financial statements. The impact and any associated risks on our business that are related to these policies are also discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results.

Income taxes

The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Currently 100% of the deferred tax asset is reserved.  If in fact Phyhealth does become profitable post spin-off, income will be charged to the statement of operations resulting from a reversal of that allowance.

Recently Issued Accounting Standards

There are no recently issued accounting standards known to have a material impact on the Company’s Financial Statements as of September 30, 2011.

Liquidity and Capital Resources:

September 30, 2011, we had total cash and assets of $54 and liabilities of $2,593.

Except as described above, we do not maintain a credit facility or any other external source of funding. The lack of such a facility or other sources of cash may generate a material deficiency in our liquidity. We have no current or long-term debt obligations or operations to support.

The Company has 155,925,507 common shares outstanding (excluding the 148,218 shares of treasury stock, which were previously reacquired by the company); there are 162,000,000 Series A Preferred Convertible Physicians Healthcare Shares outstanding (each convertible into one share of Physicians Healthcare common stock); there are 31,116,176 Series B Preferred Convertible Physicians Healthcare Shares outstanding (each convertible into 40 shares of Physicians Healthcare common stock).

Off-Balance Sheet Arrangements

None

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures- Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 13a-15 of the Securities Exchange Act of 1934 (Exchange Act) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under SEC rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

One of the Company’s investors has initiated litigation against the predecessor company (PHMG) claiming that the August 2008 conversion of their convertible debentures into Series B Preferred shares should be voided since they believe their Investment Advisor also represented the Company at that time.  The investment advisor and the Company deny that there was any conflict of interest or wrongdoing in this conversion.

If the conversion is declared to be void, the investor seeks judgment on the convertible debenture, in an amount of approximately $263,000.  The management team believes this case is without merit and has asked legal counsel to vigorously contest this matter.  Legal counsel filed a motion to dismiss this case.  The plaintiff filed an amended complaint. After discovery, legal counsel plans on filing a motion for summary judgment, as it sees no factual basis for the complaint. The Company’s management believes it will successfully defend this claim and does not believe that the outcome of this litigation will have a material impact to the Company’s  financial statements.  No liability has been recorded in the Company’s financial records regarding this litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL INSTANCE DOCUMENT

101.SCH **	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL **	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF **	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB **	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE **	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
_____
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES (*)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHYSICIANS HEALTHCARE MANAGEMENT GROUP, INC.

Date: November 28, 2011	By:	/s/ Robert L Trinka
Robert L. Trinka, Chairman, President, CEO, Principal Executive Officer and Principal Financial
Title

Date: November 28, 2011	By:	/s/ Fidel Rodriguez
Fidel Rodriguez, V.P./Chief Operating Officer, Director and Treasurer